Form 10-Q
period 2001-09-30
NATIONAL PAINTBALL SUPPLY CO INC
filed 2001-12-31
CIK 1135261

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______________  TO   ____________

                        COMMISSION FILE NUMBER 333-56198

                     NATIONAL PAINTBALL SUPPLY COMPANY, INC.
         --------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              SOUTH CAROLINA                                    57-0900837
              --------------                                    ----------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S.  EMPLOYER
   INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                                 155 VERDIN ROAD
                        GREENVILLE, SOUTH CAROLINA 29615
            --------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (864) 458-7221
                              --------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                (NOT APPLICABLE)
                                ----------------
                 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL
                      YEAR, IF CHANGED SINCE LAST REPORT.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

As of November 9, 2001, there were outstanding 5,948,295 shares of the registrant's common stock, par value of $0.01, which is the only class of the outstanding common or voting stock of the registrant.




                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  Page

Item 1.  Financial Statements

         Interim Condensed Consolidated Financial Statements (Unaudited):

         Consolidated Balance Sheet--                                             1
                  September 30, 2001 and December 31, 2000

         Consolidated Income Statements--                                         3
                  Nine months ended
                  September 30, 2001 and September 30, 2000

         Consolidated Income Statements--                                          4
                  Three months ended
                  September 30, 2001 and September 30, 2000

         Consolidated Statements of Cash Flows-- Nine months ended September 30,   5
                  2001 and September 30, 2000

         Notes to Condensed Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of Financial Condition and           8
         Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk               10


PART II.  OTHER INFORMATION                                                       10

Item 5.  Other Information                                                        10

Item 6.  Exhibits and Reports on Form 8-K                                         12

Signatures                                                                        13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

              NATIONAL PAINTBALL SUPPLY CO., INC., AND SUBISIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                       September 30       December 31,
                  ASSETS                                                    2001              2000
                                                                       ---------------   --------------
Current assets                                                           (Unaudited)
         Cash and cash equivalents                                     $   278,822       $    241,787
         Accounts receivable                                             1,934,998          1,451,273
         Loans receivable - related parties                                137,842             37,326
         Note receivable                                                   150,000                  -
         Inventory                                                       2,742,375          2,961,219
         Prepaid assets                                                          -             53,594
                                                                  ----------------        -----------

                  Total current assets                                   5,244,037          4,745,199

Property and equipment, at cost, net of accumulated depreciation
   and amortization of $546,035 and $397,535, respectively                 590,043            633,205
Goodwill, net of accumulated amortization of $60,801 and
   $35,347, respectively                                                   641,581            403,717
Other intangibles, net of accumulated amortization of
   $11,900 and -0-                                                         151,550             79,000
Due from affiliates                                                        256,889            223,167
Other assets                                                                75,977             47,109
                                                                        ----------         ----------
                  TOTAL ASSETS                                          $6,960,077         $6,169,397
                                                                        ==========         ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
         Bank line of credit                                          $  1,154,074         $  633,074
         Accounts payable and accrued expenses                           3,436,517          3,450,029
         Due to affiliate                                                  183,344            141,643
         Income taxes payable                                              144,538                  -
         Notes payable - current portion                                   585,859            337,786
                                                                      ------------         ----------
                  Total current liabilities                              5,504,332          4,562,532
Notes payable, less current portion                                        185,808            560,572
                                                                      ------------         ----------

                  Total liabilities                                      5,690,140          5,123,104
                                                                      ------------         ----------

Commitments and contingencies





Stockholders' equity
         Preferred Stock - no par value, authorized
            20,000,000 shares; -0- shares issued                                 -                  -
         Common Stock - $0.001 par value, authorized
            50,000,000 shares; 5,948,295 shares
            issued and outstanding                                           5,948              5,948
         Additional paid-in capital                                        216,485            216,485
         Retained earnings                                               1,047,504            823,860
                                                                       -----------         ----------
                  Total stockholders' equity                             1,269,937          1,046,293
                                                                       -----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 6,960,077         $6,169,397
                                                                       ===========         ==========

The accompanying notes are an integral part of the consolidated financial statements.


             NATIONAL PAINTBALL SUPPLY COMPANY, INC., and SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,



                                                                   2001                  2000
                                                                   ----                  ----
                                                               (Unaudited)            (Unaudited)

Net sales                                                      $17,165,696            $19,006,263

Cost of sales                                                   13,835,294             15,130,130
                                                                ----------             ----------

Gross profit                                                     3,330,402              3,876,133

Selling, General and administrative expenses                     3,166,139              3,389,654
                                                               -----------            -----------

Income from operations                                             164,263                486,479

Other income (expense) :
     Interest expense, net                                         (95,341)               (67,536)
     Other income                                                  303,300                    402
                                                              ------------           ------------

Income before income taxes                                         372,222                419,345

Income taxes                                                       148,578                156,700
                                                              ------------           ------------

Net income                                                    $    223,644           $    262,645
                                                              ============           ============

Net income per common share
     Basic and diluted                                     $          0.04        $          0.04
                                                           ===============        ===============

Weighted average shares outstanding                              5,948,295              5,948,295
                                                           ===============        ===============



The accompanying notes are an integral part of the financial statements.




              NATIONAL PAINTBALL SUPPLY CO., INC., AND SUBISIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,


                                                                   2001                  2000
                                                                   ----                  ----
                                                               (Unaudited)            (Unaudited)

Net sales                                                     $  4,370,733             $4,271,310

Cost of sales                                                    3,431,443              3,290,246
                                                             -------------            -----------

Gross profit                                                       939,290                981,064

Selling, general and administrative expenses                     1,023,325                865,373
                                                            --------------            -----------

Income (loss) from operations                                      (84,035)               115,691

Other income (expense), net:
    Interest expense, net                                          (30,733)               (19,124)
     Other income                                                  302,300                      -
                                                           ---------------     ------------------

Income before income taxes                                         187,532                 96,549

Income taxes                                                        77,601                 32,028
                                                          ----------------          -------------

Net income                                                  $      109,931           $     64,521
                                                            ==============           ============


Net income per common share
         Basic and diluted                                  $         0.02           $       0.01
                                                            ==============           ============
Weighted average shares outstanding                              5,948,295              5,948,295
                                                            ==============           ============


The accompanying notes are an integral part of the consolidated financial statements.



               NATIONAL PAINTBALL SUPPLY CO., INC. AND SUBISIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTH PERIONS ENDED SEPTEMBER 30,

                                                                           2001               2000
                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)        (Unaudited)
         Net income                                                    $   223,644        $   262,645
         Adjustments to reconcile net income to
          net cash provided by operating activities
                  Depreciation and amortization                            185,854            131,241
                  Bad debt expense                                          49,600                 -
         Changes in certain assets and liabilities:
                  (Increase) in accounts receivable                       (533,325)           202,483
                  (Increase) decrease in other receivables                (100,516)           105,290
                  Decrease in recoverable income taxes                       3,862                  -
                  Decrease (increase) in inventory                         260,679          ( 320,655)
                  Decrease in prepaid expenses                              49,732                 -
                 (Increase) decrease in due from affiliates                (33,722)            21,758
                  (Increase) in other assets                              ( 55,951)         (  17,500)
                  (Decrease) in accounts payable and
                                 accrued expenses                         ( 13,512)          (492,594)
                  Increase in due to affiliate                              41,701                 -
                  Increase in income taxes payable                         144,538             55,368
                                                                           -------       ------------
Total cash provided by  (used in) operating activities                     222,584           ( 51,964)
                                                                          --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of fixed assets                                           (  43,074)          (207,374)
      Acquisition of goodwill                                                   -            (104,951)
      (Increase) in notes receivable                                     (150,000)           ( 54,151)
     Acquisition of domain name                                          (  84,450)                 -
     Cash paid for acquisition                                            (122,835)                 -
                                                                         ---------    ---------------
Total cash used by investing activities                                   (400,359)          (366,476)
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable                                          (306,190)          (245,372)
      Proceeds under bank line of credit                                 5,581,000          7,501,000
      Payments under line of credit                                     (5,060,000)        (6,726,837)
                                                                       -----------        -----------

Total cash provided by financing activities                                214,810            528,791
                                                                      ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   37,035            101,351

CASH AND CASH EQUIVALENTS -- beginning of period                           241,787            143,632
                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS -- end of period                            $    278,822        $   253,983
                                                                      ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid during the period for:
         Interest Expense                                              $    97,017        $    71,476
         Income Taxes                                                  $        -         $   101,332

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

         On February 6, 2001, the Company reacquired land pursuant to default of a note receivable valued at $27,083.

The accompanying notes are an integral part of the consolidated financial statements.

             NATIONAL PAINTBALL SUPPLY COMPANY, INC., AND SUBSIDARY
           NOTES TO THE CONSLOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Basis of Presentation
                  The accompanying financial statements include the accounts of National Paintball Supply Co., Inc. (the "Company"), incorporated under the laws of the State of South Carolina on November 14, 1989 and its wholly owned subsidiary, PaintballGames.com, incorporated under the laws of the state of South Carolina on June 19, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  Line of Business
                  The Company is a wholesaler of equipment and supplies used in the paintball game industry. Sales are made to retailers throughout the United States, as well as Europe. The Company also operates retail stores in Greenville, South Carolina, Paramount, California, and Irving, Texas.

                  Interim Financial Information
                  The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-K of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's audited financial statements and related notes for the year ended December 31, 2000 included in Form S-4 filed with the Securities and Exchange Commission. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of results of operations to be expected for the full year.

                  Revenue Recognition
                  The Company recognizes revenue upon shipment of its products. Revenue includes shipping and handling charges to customers.

NOTE 2 -      PROPERTY AND EQUIPMENT

                  Depreciation and amortization expense for the nine months periods ended September 30, 2001 and 2000, was $148,500 and $131,241, respectively.

               NATIONAL PAINTBALL SUPPLY CO., INC. AND SUBISIDIARY
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2001 AND 2000


NOTE 3 -      NOTE RECEIVABLE

                  In September 2001 the Company settled a dispute with a former distributor of its products. The settlement provided for the Company to change its name and to receive $300,000 from the former distributor. The Company received $150,000 in cash and a note in the original principal amount of $150,000 that is due within one year. The Company has not as yet changed its name.

NOTE 4 -      ACQUISITIONS

                  On April 30, 2000, the Company acquired certain assets of Paintball Games of Dallas, Inc. ("PGD"). The purchase price was $696,847, comprised of a cash payment of $119,015, forgiveness of accounts receivable due the Company from PGD of $238,917, and a note payable of $338,915. The estimated fair value of assets acquired is as follows:

                     Inventory                               $    363,845
                     Fixed assets                                  43,938
                     Goodwill                                     289,064
                                                            -------------
                                                             $    696,847

                  On July 11, 2001, the Company acquired certain assets of National Paintball Association and Warrior Sports Gear. The purchase price was $302,334, comprised of a cash payment of $122,835 and a note payable of $179,499. The estimated fair value of assets acquired is as follows:

                     Inventory                                $    41,835
                     Fixed assets                                   4,499
                     Goodwill                                     256,000
                                                              -----------
                                                               $  302,334

NOTE 5 -      INTANGIBLES
                 Amortization expense for the nine-month periods ended September 30, 2001 and 2000 was $11,900 and $0, respectively.

NOTE 6        RECENT ACCOUNTING PRONOUCEMENTS

                  In July 2001 the FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used to account for all business combinations entered into after June 30, 2001. SFAS 142 requires that goodwill and other intangible assets with indefinite lives be tested for impairment annually and not be subjected to amortization. The provisions of SFAS 142 will apply to us beginning January 1, 2002. The amortization of goodwill reduced our net income by $25,454 for the nine months ended September 30, 2001. We have not quantified the impact of adopting other provisions of these standards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months ended September30, 2001 compared to Three months ended September 30, 2000.

         Net sales for the three months ended September 30, 2001 increased $99,423 (2%) to $4,370,733 compared to the three months ended September 30, 2000. This increase is the result of a decline in sales prices of markers, paint, CO2 bottles, and plastic products that cumulatively account for approximately 60% of Paintball sales offset by an increase in sales volume, principally to mass merchandise customers. The increase in sales volume was adversely affected by the impact of the terrorist attacks on the United States on September 11, 2001 ("September 11") partially reducing sales gains realized in July and August.

         Gross profit as a percent of sales decreased 2% to 21% during the three months ended September 30, 2001 compared to the same period in the prior year. This decrease relates primarily to a decrease in retail and Internet sales that carry a higher gross profit than wholesale sales, and an increase in sales to mass retailers. The decrease in Internet sales is a result of increased competition as the number of competitive sites has increased and gross margin has been reduced. Retail sales have been adversely affected by competition from the entry of mass retailers into the market, who generally obtain lower margins than traditional retailers. Sales to wholesale customers have slowed also as a result of their competition from mass retailers.

         Selling, general and administrative expenses increased $157,952 (18%) to $1,023,325 for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. This increase is a result of an increase in advertising and promotion costs related to sales to mass merchandise concerns, legal and accounting costs related to the proposed merger with American Inflatables, Inc. and legal costs associated with the dispute with a former distributor.

         Income from operations decreased $199,726 (173%) resulting in an operating loss of $84,035 during the three months ended September 30, 2001 compared to operating income of $115,691 during the same period in 2000. This decrease is the result of increasing sales, which slowed significantly after September 11, offset by decreased margins and increased selling, general and administrative expenses associated with sales to mass merchandise operations.

         Interest expense increased $11,609 (61%) due to debt associated with the acquisition of assets of National Paintball Association and Warrior Sports Geer in July 2001 and increased borrowings under the bank line of credit to finance increased inventory and accounts receivable associated with mass merchandise sales.

         Other income during the three months ended September 30, 2001 derived primarily from the settlement of a dispute with a former distributor over ownership of the name "National Paintball Supply." The Company agreed to change its name to "Paintball Incorporated" and received in return $150,000 in cash and a note receivable of $150,000 with a one-year term from the former distributor.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

         Net sales for the nine months ended September 30, 2001 decreased $1,840,567 (10%) to $17,165,696 compared to the nine months ended September 30, 2000. This decrease is the result of a decline in sales prices of markers, paint, CO2 bottles, and plastic products that cumulatively account for approximately 60% of sales. These declines commenced in the second quarter of 2000, and although sales increased in the first two months of the third quarter of 2001, they fell subsequent to September 11. Also, sales to retail customers have declined due to competition to retail outlets by mass merchandise companies that previously have not carried paintball products.

         Gross profit as a percent of sales decreased 1% to 19% during the nine months ended September 30, 2001 compared to the same period in the prior year. This decrease relates primarily to a decrease in retail and Internet sales that carry a higher gross profit than wholesale sales. The decrease in internet sales is a result of increased competition as the number of competitive sites has increased and margin has been reduced. Also, retail sales have been adversely affected by competition from the entry of mass retailers into the paintball market.

         Selling, general and administrative expenses decreased $223,515 (7%) to $3,166,139 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. This decrease is a result of a decrease in advertising and promotion costs and bad debt expense partially offset by an increase in costs related to the business of Paintball Games of Dallas (which the Company acquired in May 2000) which the Company incurred for the entire nine month period in fiscal 2001 and only part of the corresponding period in fiscal 2000, legal and accounting costs associated with the proposed acquisition of American Inflatables, Inc. and legal costs related to the dispute with a former distributor. The decrease in advertising and promotion costs is a result of the curtailment of certain promotion programs partially offset by increases in similar costs associated with sales to mass merchandise operations.

         Income  from  operations  decreased  $322,216  (66%)  as  a  result  of
declining   sales   partially   offset  by   decreased   selling,   general  and
administrative expenses.

         Interest expense increased $27,805 (41%) due to debt associated with the acquisitions of Paintball Games of Dallas, Inc. in April 2000 and assets of National Paintball Association and Warrior Sports Geer in July 2001 and the increase in the outstanding balance under the line of credit during the third quarter of 2001.

         Other income during the nine months ended September 30, 2001 derived primarily from the settlement of a dispute with a former distributor over ownership of the name "National Paintball Supply" in the third quarter of fiscal 2001. The Company agreed to change its name to "Paintball Incorporated" and received in return $150,000 in cash and a note receivable of $150,000 with a one-year term from the former distributor.

Liquidity and Capital Resources

         Working capital deficit at September 30, 2001 was $260,295, compared to working capital of $182,667 at December 31, 2000, a decrease of $442,962 (242%). This results from an increase in accounts receivable of $533,325 and an increase in notes receivable related to the settlement of the dispute described above of $150,000, offset by an increase in current liabilities of $941,800.

         Paintball invested approximately $85,000 in Internet domain names during the nine months ended September 30, 2001.

         Paintball's primary source of additional liquidity is a $1.4 million line of credit with a commercial bank. This line of credit matures on May 16, 2002 and bears floating rate interest, payable monthly, at a floating rate equal to the lending bank's prime rate plus 0.5%, which was 6.5% on September 30, 2001. Borrowings of $345,926 were available under this credit facility at September 30, 2001, which Paintball believes it is sufficient to meet its operating needs in the foreseeable future.

         If additional liquidity is required, Paintball believes that additional short-term inventory or accounts receivable financing can be obtained.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's bank line of credit bears interest, payable monthly, at a floating rate equal to the lending bank's prime rate plus 0.5%, which floating rate was 6.5% on September 30, 2001. A 1% increase in interest rates would reduce the Company's annual earnings by $15,000 if the full balance of the line of credit were outstanding over the entire year. As of September 30, 2001, the outstanding balance was $1,154,074. The Company believes that it does not have any other material market risk sensitive instruments.


PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

         On November 9, 2001, the Securities and Exchange Commission (the "Commission") declared the Company's Registration Statement on Form S-4 (the "Registration Statement") effective. The Registration Statement pertains to the Company's proposed acquisition of American Inflatables, Inc. ("American Inflatables").

         On November 13, 2001, Universal Consultants, Inc., a Nevada corporation ("UCI"), National Financial, Inc., a Nevada corporation ("NFI"), and William Carroll, a director of each (collectively, the "Plaintiffs") filed suit against Gregg Mulholland, the Chief Executive Officer and Chairman of the Board of American Inflatables, and David W. Ariss, Sr., a director of American Inflatables, solely in their individual capacities and not in their capacities as officers and directors of American Inflatables. The Plaintiffs also obtained a temporary protective order that temporarily prohibits Mr. Mulholland until December 31, 2001, from transferring any of the shares of stock of American Inflatables personally owned by Mr. Mulholland reflected in the Reorganization Agreement between American Inflatables and Paintball and in the Registration Statement. The temporary protective order could have prevented Mr. Mulholland's shares of American Inflatables from participating in the merger of American Inflatables and Paintball as contemplated in the Registration Statement.

         The plaintiffs have informed Paintball and American Inflatables that they would like the merger to be consummated. Mr. Mulholland and Mr. Ariss have informed Paintball and American Inflatables that they have reached agreement on the material terms of a settlement to resolve the issues in the lawsuit in a manner that will permit the merger to be consummated on the same terms as already set forth in the Reorganization Agreement; however, it is necessary to delay the special meeting of American Inflatables shareholders at which the merger is expected be voted on (the "Special Meeting") to provide an opportunity for the material terms to be reduced to a formal writing of full agreement.

         Mr. Mulholland and Mr. Ariss have informed Paintball and American Inflatables that they consider the statement of material terms, which they have initialed, to be binding on them. Paintball believes that definitive settlement documents substantially in the form contemplated in the statement of material terms have been prepared and that at least some of the definitive documents have been executed by Mr. Mulholland; however, Paintball understands that Mr. Ariss is in the hospital and is not aware that Mr. Ariss has signed any definitive settlement documents yet. Paintball is also not aware of any definitive settlement documents being approved by the court.

         Paintball believes that the law suit will be settled in accordance with the statement of material terms; however, there can be no assurance that the law suit will be settled or if it is settled that it will be settled with the terms described herein. Even if the lawsuit is settled, either as described herein or otherwise, there can be no assurance that the merger will be consummated on the terms contemplated in the Reorganization Agreement or at all, though Paintball currently desires to continue to attempt to consummate the merger, and American Inflatables has indicated to Paintball that it also currently desires to continue to attempt to consummate the merger.

         American Inflatables has informed Paintball that it has postponed the Special Meeting and that it will announce a new record date and meeting date for the Special Meeting as soon as reasonably practicable. Set forth below is a summary of the lawsuit against Mr. Mulholland and Mr. Ariss and the material terms of the settlement as described to Paintball by Mr. Mulholland and plaintiffs' counsel.

         On November 13, 2001, the Plaintiffs filed a summons and complaint (the "Lawsuit") in the Superior Court of the State of California in Orange County. The Lawsuit names Mr. Mulholland, Mr. Ariss and 1-10 John Does as defendants in their individual capacities (collectively, the "Defendants"). Paintball is currently unable to determine whether UCI and NFI are affiliates of each other.

         The Lawsuit generally arose out of two transactions involving Mr. Mulholland and American Inflatables. One involved a December 12, 2000 note for $330,000 from American Inflatables to UCI (the "Note"), with accrued interest of over $32,000 to date, and a Warrant for UCI to purchase up to 1,320,000 shares of American Inflatables stock for $0.25 per share (the "Warrant") described in Notes F and J to American Inflatables audited financial statements contained in the Registration Statement. The note is secured by all of American Inflatables' real and personal property. The loan was due on March 12, 2001 and has not been paid. Mr. Mulholland had personally guaranteed this Note and Interest.

         Mr. Mulholland, Mr. Ariss and plaintiffs' counsel have informed Paintball and American Inflatables that under the terms of the settlement, Mr. Mulholland will secure the payment of the Note and interest with all of his own personal shares, which will be held in an escrow until paid. Under the escrow agreement, the escrow officer will be empowered to deliver these Mulholland shares as required to effect the merger, and the replacement Paintball shares will be held in escrow until the UCI debt is paid in full. UCI will retain the right to exercise the Warrant, and if it exercises the Warrant, the principal amount of the Note will be exonerated to the extent of the exercise price paid by UCI (100% of the principal amount of the Note if the Warrant is exercised in full). American Inflatables is being released of any obligation for the accrued interest on the Note, which will be paid by Mr. Mulholland, and if UCI does not exercise the Warrant, American Inflatables will be released of any obligation for the principal amount of the Note, which will also be paid by Mr. Mulholland. The settlement also provides for the security interest in American Inflatables' property to be released by UCI, effective when Mr. Mulholland's shares have been delivered to the escrow.

         Under the other transaction, which occurred on February 7, 2000, Mr. Mulholland sold to NFI options to purchase an aggregate of 1,500,000 shares of American Inflatables stock owned by Mr. Mulholland for $250,000 (the "Option Agreement"). The Option Agreement gave NFI options to purchase 1,000,000 shares of American Inflatables stock from Mr. Mulholland for $1.00 per share and 500,000 shares for $2.00 per share. The proceeds of the sale of the options were paid into an existing real estate purchase escrow account for the purchase of a house in the name of Mr. Ariss (the "Ocean Vista Property"). A Trust Deed was also executed on the Ocean Vista Property to secure performance by Mr. Mulholland under the Option Agreement, and Mr. Mulholland agreed to indemnify
NFI for any breach by Mr. Mulholland of his obligations under the Option Agreement. Mr. Mulholland caused American Inflatables to be a party to the Option Agreement, in connection with which American Inflatables made certain representations and warranties and subjected itself to certain restrictive covenants (such as but not limited to covenants not to sell or transfer any assets other than in the ordinary course of business, not to issue any additional stock or cause dilution of existing stock, not to incur further debt and to indemnify NFI for any breach by Mr. Mulholland of his obligations under the Option Agreement). Subsequent to the execution of the Option Agreement, American Inflatables issued 1,053,984 additional shares of its stock to Mr. Mulholland.

         Mr. Mulholland, Mr. Ariss and plaintiffs' counsel have informed American Inflatables and Paintball that the Option Agreement and Ocean Vista Property claims of NFI have been settled in consideration for 1,250,000 of Mr. Mulholland's personally owned shares, which shall be transferred to NFI via the escrow, which in turn will permit Mr. Mulholland to continue to vote all of his personally owned shares until the shares are distributed in accordance with the settlement agreement. The Trust Deed on the Ocean Vista Property will be amended. In addition, Mr. Mulholland will be released by NFI from any further obligations under the Option Agreement, and the amended Trust Deed on the Ocean Vista Property will be canceled, once (1) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to effect compliance with his obligations under both the settlement of the $330,000 Note claim and the settlement of the Option Agreement and Ocean Vista Property claims and (2) the balance of the settlement and close of the escrow has been completed, after the Merger Agreement is consummated or otherwise -- including final and completed distribution of the shares between plaintiffs and Mulholland in accordance with the settlement agreement. Pending full performance, Mr. Mulholland and Mr. Ariss will also execute a confession to judgment against themselves personally, which will be held in abeyance pending full performance under the settlement, and once the latter occurs, will be voided.

         Though not addressed in the statement of material terms of the settlement, Mr. Mulholland, Mr. Ariss and plaintiffs' counsel have informed American Inflatables and Paintball that American Inflatables will be released from any further obligations under the Option Agreement once (1) all settlement implementation documents have been executed, (2) the modified temporary protective order is filed, and (3) Mr. Mulholland has delivered to the escrow all of his remaining personally owned shares to comply with his obligations under the settlement of the $330,000 Note claim and the Option Agreement and Ocean Vista Property claims. Mr. Mulholland will bear full personal responsibility for all legal costs and damages for NFI and UCI which are agreed to or might be ordered.

         Paintball believes that the net effect of the settlement will be to reduce the financial obligations of American Inflatables with Mr. Mulholland personally assuming the released obligations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

          2.1 Amendment No. 2 to Reorganization Agreement dated August 13, 2001 by and between the Company and American Inflatables, Inc. and Amendment No. 3 to Reorganization Agreement dated October 29, 2001 by and between the Company and American Inflatables, Inc.:
               Incorporated by reference to Exhibit 2.1 to Amendment No. 5 to the Registration Statement on Form S-4 of the Company filed with the Commission on November 6, 2001 (Commission File No. 333-56198).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       National Paintball Supply Company, Inc.
                                       (Registrant)


December 31, 2001                       By: /s/ William R. Fairbanks
                                        --------------------------------------
                                        William R Fairbanks
                                        President